Form 10-Q
period 2021-03-31
Jiya Acquisition Corp.
filed 2021-05-24
CIK 1824119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39719

JIYA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2789517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Middlefield Road
Palo Alto, CA 94301
(Address of principal executive offices)

(650) 285-4270
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Class A common stock, par value $0.0001	JYAC	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 24, 2021, there were 10,859,081 shares of Class A common stock, $0.0001 par value and 2,588,010 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JIYA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

JIYA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,613,852	$1,889,565
Prepaid expenses	488,850	521,067
Total Current Assets	2,102,702	2,410,632

Cash and Marketable securities held in Trust Account	103,530,418	103,522,529
TOTAL ASSETS	$105,633,120	$105,933,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$200,016	$50,892
Accrued offering costs	15,450	50,832
Due to Sponsor	2,305	2,305
Promissory note – related party	348	348
Total Current Liabilities	218,119	104,377

Deferred underwriting payable	3,623,214	3,623,214
Total Liabilities	3,841,333	3,727,591

Commitments

Class A common stock subject to possible redemption, 9,679,178 and 9,720,556 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	96,791,782	97,205,562

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,179,903 and 1,138,525 shares issued and outstanding (excluding 9,679,178 and 9,720,556 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	118	114
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding at March 31, 2021 and December 31, 2020	259	259
Additional paid-in capital	5,723,130	5,264,354
Accumulated deficit	(723,502)	(264,719)
Total Stockholders’ Equity	5,000,005	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,633,120	$105,933,161

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Formation and operating costs	$421,672
Stock-based compensation expense	45,000
Loss from operations	(466,672)
Other income:
Interest earned on marketable securities held in Trust Account	7,345
Unrealized gain on marketable securities held in Trust Account	544
Other income	7,889
Loss before income taxes	(458,783)
Net loss	$(458,783)
Basic and diluted weighted average shares outstanding, common stock subject to redemption	9,720,556
Basic and diluted net income per share, common stock subject to redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,726,535
Basic and diluted net loss per share, Non-redeemable common stock	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	1,138,525	$114	2,588,010	$259	$5,264,354	$(264,719)	$5,000,008
Change in value of common stock subject to possible redemption	41,378	4	—	—	413,776	—	413,780
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(458,783)	(458,783)
Balance – March 31, 2021	1,179,903	$118	2,588,010	$259	$5,723,130	$(723,502)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(458,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,000
Interest earned on marketable securities held in Trust Account	(7,345)
Unrealized gain on marketable securities held in Trust Account	(544)
Changes in operating assets and liabilities:
Prepaid expenses	32,217
Accrued expenses	149,124
Net cash used in operating activities	(240,331)
Cash Flows from Financing Activities:
Payment of offering costs	(35,382)
Net cash used in financing activities	(35,382)
Net Change in Cash	(275,713)
Cash – Beginning of period	1,889,565
Cash – End of period	$1,613,852
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(413,780)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $152,000 and $55,591, respectively, which has been fully reserved for.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,868
Unrealized gain on marketable securities held in Trust Account	508
Less: Company’s portion available to pay taxes	(7,376)
Net income attributable to Class A common stock subject to redemption	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	9,720,556
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(458,783)
Less: Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(458,783)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	3,726,535
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 23, 2020, the Company sold 10,352,040 public shares, inclusive of 352,040 shares sold to the underwriters on December 10, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per share.

NOTE 4. PRIVATE PLACEMENT

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

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

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

The Company has also entered into an agreement on November 4, 2020 with Mayank Gandhi, the Company’s Vice President, Corporate Development, pursuant to which Mr. Gandhi will receive an annual base salary of $225,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Mr. Gandhi 40,000 Founder Shares, which will vest 25% on the first anniversary of the transfer date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case subject to Mr. Gandhi’s continued employment with the Company. The Sponsor also transferred 8,000 Founder Shares to Mr. Gandhi on November 16, 2020 that will vest on the second anniversary of the consummation of the initial Business Combination, subject to Mr. Gandhi’s continued employment through such date. In the event Mr. Gandhi is not offered an ongoing role with the target business following the initial Business Combination, then 100% of Mr. Gandhi’s Class B shares will become fully vested. For the three months ended March 31, 2021, the Company incurred a total of approximately $130,600 for executive payroll related expense. At March 31, 2021 and December 31, 2020, $27,406 and $20,093 of payroll expenses was unpaid and recorded in accrued expenses.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2021 and for the year ended December 31, 2021, the Company incurred $30,000 and $20,000, respectively, in fees for these services, of which $20,000 and $0 is included in accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020, respectively.

Promissory Note — Related Party

On September 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was $348 outstanding under the Promissory Note, which is currently due on demand.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. As of March 31, 2021 and December 31, 2020, the Company did not draw down on the Working Capital Loans.

NOTE 6. COMMITMENTS

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement pursuant to which Samsara BioCapital has agreed to purchase an aggregate of up to 2,500,000 shares (the “forward purchase shares”), for a purchase price of $10.00 per share, or an aggregate of $25,000,000, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreement will not depend on whether any shares of Class A common stock are redeemed by the public stockholders. The Sponsor’s obligation to purchase forward purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Sponsor and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s Board of Directors. Samsara BioCapital does not have the ability to override the Board of Directors vote. The forward purchase shares will be identical to the shares of Class A common stock included in the Public Shares being sold in the Initial Public Offering, except that they will be subject to certain registration rights.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 1,179,903 shares of Class A common stock issued and outstanding, excluding 9,679,178 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 1,138,525 shares of Class A common stock issued and outstanding, excluding 9,720,556 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,588,010 shares of common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 8 – STOCK-BASED COMPENSATION

On November 16, 2020, the Sponsor transferred 200,000 Founder Shares to the Chief Executive Officer. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $600,000, of which $37,500 was recorded as compensation expense during the three months ended March 31, 2021.

On November 16, 2020, the Sponsor transferred 48,000 Founder Shares to the Vice President, Corporate Development. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $144,000, of which $7,500 was recorded as compensation expense during the three months ended March 31, 2021.

A summary of the restricted stock award and restricted unit activity for the three months ending March 31, 2021 is as follows:

Number of Shares
Unvested Shares Outstanding at December 31, 2020	248,000
Granted	—
Forfeited	—
Vested	—
Unvested Outstanding at March 31, 2021	248,000

The Company recorded non-cash compensation expense of $45,000 for the three months ended March 31, 2021.

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2021 amounted to $676,500 and is expected to be recognized over a weighted average period of 3.5 years.

 NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$103,530,418	$103,522,529

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Jiya Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jiya Holding Company LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 27, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $458,783, which consists of operating costs of $421,672 and stock compensation expense of $45,000, offset by an unrealized gain on marketable securities held in our Trust Account of $544 and interest income on marketable securities held in the Trust Account of $7,345.

Liquidity and Capital Resources

On November 23, 2020, we completed the Initial Public Offering of 10,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 500,000 Private Placement Shares at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $5,000,000.

On December 10, 2020, we consummated the sale of an additional 352,040 Shares, at $10.00 per Share, and the sale of an additional 7,041 Private Placement Shares, at $10.00 per Private Placement Share, generating total gross proceeds of $3,590,810. Following the Initial Public Offering and the sale of the Private Placement Shares, a total of $103,520,402 of the net proceeds was deposited into the Trust Account.

For the three months ended March 31, 2021, cash used in operating activities was $240,331. Net loss of $458,783 was affected by stock compensation expense of $45,000, interest earned on marketable securities held in the Trust Account of $7,345, an unrealized gain on marketable securities held in our Trust Account of $544, and changes in operating assets and liabilities provided $181,341 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $103,530,418 (including approximately $7,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,613,852 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares at a price of $10.00 per share, at the option of the lender. The shares would be identical to the Private Placement Shares.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support. We began incurring these fees on November 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Share, or $3,623,214 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

We intend to enter into forward purchase agreements pursuant to which Samsara BioCapital has agreed to purchase an aggregate of up to 2,500,000 shares (the “forward purchase shares”), for a purchase price of $10.00 per share, or an aggregate of $25,000,000, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreements will not depend on whether any Public Shares are redeemed by the public stockholders. The Sponsor’s obligation to purchase forward purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Sponsor and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s Board of Directors. The forward purchase shares will be identical to the shares of Class A common stock included in the Public Shares being sold in the Initial Public Offering, except that they will be subject to certain registration rights.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2020, we consummated the Initial Public Offering of 10,000,000 Public Shares. The Public Shares were sold at an offering price of $10.00 per unit, generating total gross proceeds of $100,000,000.  Citigroup acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-249808). The Securities and Exchange Commission declared the registration statements effective on November 18, 2020.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 500,000 Private Shares at a price of $10.00 per Private Share, generating total proceeds of $5,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 10, 2020, in connection with the underwriters’ election to partially exercise of their over-allotment option, we consummated the sale of an additional 352,040 Shares and the sale of an additional 7,041 Private Placement Shares, generating total gross proceeds of $3,590,810.

We paid a total of $5,693,622 in underwriting discounts and commissions and $474,399 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIYA ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Rekha Hemrajani
	Name:	Rekha Hemrajani
	Title:	Chief Executive Officer