Form 10-Q
period 2021-06-30
Jiya Acquisition Corp.
filed 2021-08-16
CIK 1824119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 10,859,081 shares of Class A common stock, $0.0001 par value and 2,588,010 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JIYA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

JIYA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,195,938	$1,889,565
Prepaid expenses	418,792	521,067
Total Current Assets	1,614,730	2,410,632

Cash and Marketable securities held in Trust Account	103,529,281	103,522,529
TOTAL ASSETS	$105,144,011	$105,933,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$135,335	$50,892
Accrued offering costs	—	50,832
Due to Sponsor	—	2,305
Promissory note – related party	—	348
Total Current Liabilities	135,335	104,377

Deferred underwriting payable	3,623,214	3,623,214
Total Liabilities	3,758,549	3,727,591

Commitments

Class A common stock subject to possible redemption, 9,638,545 and 9,720,556 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	96,385,452	97,205,562

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,220,536 and 1,138,525 shares issued and outstanding (excluding 9,638,545 and 9,720,556 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	122	114
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding at June 30, 2021 and December 31, 2020	259	259
Additional paid-in capital	6,174,456	5,264,354
Accumulated deficit	(1,174,827)	(264,719)
Total Stockholders’ Equity	5,000,010	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,144,011	$105,933,161

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$405,188	$826,860
Stock-based compensation expense	45,000	90,000
Loss from operations	(450,188)	(916,860)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	3,148	10,493
Unrealized loss on marketable securities held in Trust Account	(4,285)	(3,741)
Total other (expense) income, net	(1,137)	6,752
Loss before income taxes	(451,325)	(910,108)
Provision for income taxes	—	—
Net loss	$(451,325)	$(910,108)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	9,679,178	9,703,362
Basic and diluted net income per share, common stock subject to redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,767,913	3,747,338
Basic and diluted net loss per share, Non-redeemable common stock	$(0.12)	$(0.24)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	1,138,525	$114	2,588,010	$259	$5,264,354	$(264,719)	$5,000,008
Change in value of common stock subject to possible redemption	41,378	4	—	—	413,776	—	413,780
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(458,783)	(458,783)
Balance – March 31, 2021	1,179,903	$118	2,588,010	$259	$5,723,130	$(723,502)	$5,000,005
Change in value of common stock subject to possible redemption	40,633	4	—	—	406,326	—	406,330
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(451,325)	(451,325)
Balance – June 30, 2021	1,220,536	$122	2,588,010	$259	$6,174,456	$(1,174,827)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(910,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	90,000
Interest earned on marketable securities held in Trust Account	(10,493)
Unrealized gain on marketable securities held in Trust Account	3,741
Changes in operating assets and liabilities:
Prepaid expenses	102,275
Accrued expenses	84,443
Net cash used in operating activities	(640,142)
Cash Flows from Financing Activities:
Repayment of funds to sponsor	(2,305)
Repayment of promissory note – related party	(348)
Payment of offering costs	(50,832)
Net cash used in financing activities	(53,485)
Net Change in Cash	(693,627)
Cash – Beginning of period	1,889,565
Cash – End of period	$1,195,938
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(820,110)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Jiya Acquisition Corp. (formerly known as SMSR Holding Co.) (the “Company”) is a blank check company incorporated in Delaware on August 27, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At June 30, 2021, the Company had cash outside the trust of $1,195,938 and working capital of $1,579,395. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 16, 2022, which is twelve months from the issuance of this report. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on June 30, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds, which are invested primarily in U.S. Treasury securities.

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,931	$9,770
Unrealized (loss) on marketable securities held in Trust Account	(3,990)	(3,483)
Less: Company’s portion available to pay taxes	—	(6,287)
Net loss attributable to Class A common stock subject to redemption	$(1,059)	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	9,679,178	9,703,362
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(451,325)	$(910,108)
Add: Net loss attributable to Class A common stock subject to possible redemption	1,059	—
Non-Redeemable Net Income Loss	$(450,188)	$(910,108)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	3,767,913	3,747,338
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.12)	$(0.24)

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

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

The Company has also entered into an agreement on November 4, 2020 with Mayank Gandhi, the Company’s Vice President, Corporate Development, pursuant to which Mr. Gandhi will receive an annual base salary of $225,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Mr. Gandhi 40,000 Founder Shares, which will vest 25% on the first anniversary of the transfer date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case subject to Mr. Gandhi’s continued employment with the Company. The Sponsor also transferred 8,000 Founder Shares to Mr. Gandhi on November 16, 2020 that will vest on the second anniversary of the consummation of the initial Business Combination, subject to Mr. Gandhi’s continued employment through such date. In the event Mr. Gandhi is not offered an ongoing role with the target business following the initial Business Combination, then 100% of Mr. Gandhi’s Class B shares will become fully vested. For the three months ended June 30, 2021, the Company incurred a total of approximately $130,600 for executive payroll related expense. At June 30, 2021 and December 31, 2020, $27,406 and $20,093 of payroll expenses was unpaid and recorded in accrued expenses.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three and six months ended June 30, 2021 the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.

Promissory Note — Related Party

On September 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $348, respectively, outstanding under the Promissory Note.

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. As of June 30, 2021 and December 31, 2020, the Company did not draw down on the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,220,536 shares of Class A common stock issued and outstanding, excluding 9,638,545 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 1,138,525 shares of Class A common stock issued and outstanding, excluding 9,720,556 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,588,010 shares of common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

NOTE 8 – STOCK-BASED COMPENSATION

On November 16, 2020, the Sponsor transferred 200,000 Founder Shares to the Chief Executive Officer. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $600,000, of which $37,500 and $75,000 was recorded as compensation expense during the three and six  months ended June 30, 2021, respectively.

On November 16, 2020, the Sponsor transferred 48,000 Founder Shares to the Vice President, Corporate Development. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $144,000, of which $7,500 and $15,000 was recorded as compensation expense during the three and six months ended June 30, 2021, respectively.

A summary of the restricted stock award and restricted unit activity for the six months ending June 30, 2021 is as follows:

Number of Shares
Unvested Shares Outstanding at December 31, 2020	248,000
Granted	—
Forfeited	—
Vested	—
Unvested Outstanding at June 30, 2021	248,000

The Company recorded non-cash compensation expense of $45,000  and $90,000 for the three  and six months ended June 30, 2021, respectively.

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2021 amounted to $631,500 and is expected to be recognized over a weighted average period of 3.8 years.

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

JIYA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$103,529,281	$103,522,529

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $451,325 which consists of general and administrative expenses of $405,188, stock compensation expense of $45,000 and an unrealized loss on marketable securities held in our Trust Account of $4,285, offset by interest income on marketable securities held in the Trust Account of $3,148.

For the six months ended June 30, 2021, we had a net loss of $910,108, which consists of general and administrative expenses of $826,860, stock compensation expense of $90,000 and an unrealized loss on marketable securities held in our Trust Account of $3,741, offset by interest income on marketable securities held in the Trust Account of $10,493.

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

For the six months ended June 30, 2021, cash used in operating activities was $640,142. Net loss of $910,108 was affected by stock compensation expense of $90,000, interest earned on marketable securities held in the Trust Account of $10,493, an unrealized loss on marketable securities held in our Trust Account of $3,741, and changes in operating assets and liabilities provided $186,718 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $103,529,281 (including approximately $7,000 of interest income and unrealized losses, net) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $1,195,938 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through twelve months from the issuance of this report. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company through twelve months from the issuance of this report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JIYA ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Rekha Hemrajani
	Name:	Rekha Hemrajani
	Title:	Chief Executive Officer