Form 10-Q
period 2021-09-30
Jiya Acquisition Corp.
filed 2021-11-19
CIK 1824119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 19, 2021, there were 10,859,081 shares of Class A common stock, $0.0001 par value and 2,588,010 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JIYA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2021(Unaudited) and December 31, 2020 (unaudited, restated)	1
Condensed Statements of Operations for the three and Nine Months ended September 30, 2021 and for the period from August 27, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the three and Nine Months ended September 30, 2021 and for the period from August 27, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statement of Cash Flows for the three and Nine Months ended September 30, 2021 and for the period from August 27, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

JIYA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(unaudited, restated)
ASSETS
Current assets
Cash	$1,007,438	$1,889,565
Prepaid expenses	332,417	521,067
Total Current Assets	1,339,855	2,410,632

Cash and Marketable securities held in Trust Account	103,535,018	103,522,529
TOTAL ASSETS	$104,874,873	$105,933,161

LIABILITIES, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$231,994	$50,892
Accrued offering costs	—	50,832
Due to Sponsor	174	2,305
Promissory note – related party	—	348
Total Current Liabilities	232,168	104,377

Deferred underwriting payable	3,623,214	3,623,214
Total Liabilities	3,855,382	3,727,591

Commitments

Class A common stock subject to possible redemption, 10,352,040 shares at redemption value at September 30, 2021 and December 31, 2020.	103,520,402	103,520,402

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 507,041 shares issued and outstanding at September 30, 2021 and December 31, 2020	51	51
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding at September 30, 2021 and December 31, 2020	259	259
Additional paid-in capital	157,500	22,500
Accumulated deficit	(2,658,721)	(1,337,642)
Total Stockholders’ Deficit	(2,500,911)	(1,314,832)
TOTAL LIABILITIES, AND STOCKHOLDERS’ DEFICIT	$104,874,873	$105,933,161

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,	Nine months Ended September 30,	For the Period from August 27, 2020 (Inception) through September 30,
	2021	2021	2020
General and administrative expenses	$371,708	$1,198,568	$1,431
Stock-based compensation expense	45,000	135,000	—
Loss from operations	(416,708)	(1,333,568)	(1,431)

Other income:
Interest earned on investments held in Trust Account	3,221	13,714	—
Unrealized gain (loss) on investments held in Trust Account	2,516	(1,225)	—
Total other income, net	5,737	12,489	—

Loss before income taxes	(410,971)	(1,321,079)	(1,431)
Benefit from (provision for) income taxes	—	—	—
Net loss	$(410,971)	$(1,321,079)	$(1,431)

Basic and diluted weighted average shares outstanding, Class A common stock	10,859,081	10,859,081	—
Basic and diluted net loss per share, Class A common stock	$(0.03)	$(0.10)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,588,010	2,588,010	2,500,000
Basic and diluted net loss per share, Class B common stock	$(0.03)	$(0.10)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(RESTATED)
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021 (As Restated)	507,041	$51	2,588,010	$259	$22,500	$(1,337,642)	$(1,314,832)

Stock-based compensation expense	—	—	—	—	45,000	—	45,000

Net loss	—	—	—	—	—	(458,783)	(458,783)
Balance – March 31, 2021 (As Restated)	507,041	$51	2,588,010	259	$67,500	$(1,796,425)	$(1,728,615)

Stock-based compensation expense	—	—	—	—	45,000	—	45,000

Net loss	—	—	—	—	—	(451,325)	(451,325)
Balance – June 30, 2021 (As Restated)	507,041	$51	2,588,010	259	$112,500	$(2,247,750)	$(2,134,940)

Stock-based compensation expense	—	—	—	—	45,000	—	45,000

Net loss	—	—	—	—	—	(410,971)	(410,971)
Balance — September 30, 2021	507,041	$51	2,588,010	$259	$157,500	$(2,658,721)	$(2,500,911)

FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — August 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	—	—	(1,431)	(1,431)
Balance — September 30, 2020	—	$—	2,875,000	287	$24,713	$(1,431)	$23,569

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,	For the Period from August 27, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,321,079)	$(1,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	135,000	—
Interest earned on investments held in Trust Account	(13,714)	—
Unrealized loss on investment held in Trust Account	1,225	—
Changes in operating assets and liabilities:
Prepaid expenses	188,650	—
Accounts payable and accrued expenses	181,102	1,431
Net cash used in operating activities	(828,816)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Funds sent to SPAC instead of Sponsor	174	—
Repayment of Funds to Sponsor	(2,305)	—
Proceeds from promissory note – related party	—	348
Repayment of promissory note – related party	(348)	—
Payment of offering costs	(50,832)	(13,241)
Net cash (used in) provided by financing activities	(53,311)	12,107

Net Change in Cash	(882,127)	12,107
Cash – Beginning of period	1,889,565	—
Cash – End of period	$1,007,438	$12,107

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$45,000

Supplemental Disclosure:
Taxes paid for Delaware Franchise Tax	$24,366	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on November 18, 2020. On November 23, 2020, the Company consummated the Initial Public Offering of 10,000,000 shares of Class A common stock (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $100,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 500,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Jiya Holding Company LLC (the “Sponsor”), generating gross proceeds of $5,000,000, which is described in Note 5.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon consummation of the Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all and whether or not they are a holder of record on the record date to be established by the Company to determine who can vote on the proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At September 30, 2021, the Company had cash outside the trust of $1,007,438 and working capital of $1,257,687. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 15, 2022, which is twelve months from the issuance of this report. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value and should have presented the Class A common stock subject to redemption at the full redemption value within temporary equity. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated

Balance Sheet as of November 23, 2020 (unaudited)
Class A common stock subject to possible redemption	$93,973,380	$6,026,620	$100,000,000
Class A common stock	$110	$(60)	$50
Additional paid-in capital	$5,076,824	$(5,076,824)	$—
Accumulated deficit	$(77,212)	$(949,736)	$(1,026,948)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(6,026,620)	$(1,026,611)
Number of Class A common stock subject to possible redemption	9,397,338	602,662	10,000,000

Balance Sheet as of December 31, 2020 (unaudited)
Class A common stock subject to possible redemption	$97,205,562	$6,314,840	$103,520,402
Class A common stock	$114	$(63)	$51
Additional paid-in capital	$5,264,354	$(5,241,854)	$22,500
Accumulated deficit	$(264,719)	$(1,072,923)	$(1,337,642)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(6,314,840)	$(1,314,832)
Number of Class A common stock subject to possible redemption	9,720,556	631,484	10,352,040

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$96,791,782	$6,728,620	$103,520,402
Class A common stock	$118	$(67)	$51
Additional paid-in capital	$5,723,130	$(5,655,630)	$67,500
Accumulated deficit	$(723,502)	$(1,072,923)	$(1,796,425)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(6,728,620)	$(1,728,615)
Number of Class A common stock subject to possible redemption	9,679,178	672,862	10,352,040

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$96,385,452	$7,134,950	$103,520,402
Class A common stock	$122	$(71)	$51
Additional paid-in capital	$6,174,456	$(6,061,956)	$112,500
Accumulated deficit	$(1,174,827)	$(1,072,923)	$(2,247,750)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(7,134,950)	$(2,134,940)
Number of Class A common stock subject to possible redemption	9,638,545	713,495	10,352,040

Statement of Operations for the Period From August 27, 2020 (inception) through December 31, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	9,399,759	6,001,576	3,398,183
Basic and diluted net loss per share, Class A common stock	$—	(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock	2,949,106	(264,930)	2,684,176
Basic and diluted net loss per share, Class B common stock	$(0.09)	$0.05	$(0.04)

Statement of Operations for the Three Months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	9,720,556	631,484	10,352,040
Basic and diluted net loss per share, Class A common stock	$—	(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	3,726,535	(631,484)	3,095,051
Basic and diluted net loss per share, Class B common stock	$(0.12)	$0.09	$(0.03)

Statement of Operations for the Three Months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	9,679,178	672,862	10,352,040
Basic and diluted net loss per share, Class A common stock	$—	(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	3,767,913	(672,862)	3,095,051
Basic and diluted net loss per share, Class B common stock	$(0.12)	$0.09	$(0.03)

Statement of Operations for the Six Months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	9,703,362	648,678	10,352,040
Basic and diluted net loss per share, Class A common stock	$—	(0.07)	$(0.07)
Basic and diluted weighted average shares outstanding, Class B common stock	3,747,338	(652,287)	3,095,051
Basic and diluted net loss per share, Class B common stock	$(0.24)	$0.17	$(0.07)

Statement of Cash Flows for the Period From August 27, 2020 (inception) through December 31, 2020 (unaudited)
Initial classification of common stock subject to possible redemption	$97,325,187	$6,195,215	$103,520,402
Change in value of common stock subject to possible redemption	$(119,625)	$119,625	$—

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$(413,780)	$413,780	$—

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$820,110	$(820,110)	$—

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020 (unaudited)
Sale of 10,352,040 Units, net of underwriter discounts and offering expenses	$97,352,379	$(97,652,379)	$—
Class A Common Stock subject to possible redemption	$(97,205,562)	$97,205,562	$—
Accretion for Class A Common Stock to redemption amount	$—	$(6,168,023)	$(6,168,023)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(6,314,840)	$(1,314,832)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Class A Common Stock subject to possible redemption	$413,780	$(413,780)	$—
Total Stockholders’ Equity (Deficit)	$5,000,005	$(6,728,620)	$(1,728,615)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Class A Common Stock subject to possible redemption	$406,330	$(406,330)	$—
Total Stockholders’ Equity (Deficit)	$5,000,010	$(7,134,950)	$(2,134,940)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on September 30, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The common stock subject to possible redemption of 10,352,040 shares excludes the 507,041 Private Placement Shares that are classified as Class A common stock but are not redeemable.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$103,520,402
Less:
Class A common stock issuance costs	$(6,168,023)
Plus:
Accretion of carrying value to redemption value	$6,168,023

Class A common stock subject to possible redemption	$103,520,402

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds, which are invested primarily in U.S. Treasury securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the period from August 24, 2020 (inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(331,876)	$(79,095)	$(1,066,826)	$(254,253)	$—	$—
Denominator:
Basic and diluted weighted average common shares outstanding	10,859,081	2,588,010	10,859,081	2,588,010	—	2,500,000

Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.10)	$(0.10)	$—	$—

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 23, 2020, the Company sold 10,352,040 public shares, inclusive of 352,040 shares sold to the underwriters on December 10, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per share.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

On September 23, 2021, Perry Karsen resigned from the Board effective immediately, and such, forfeited their Class B shares back to the sponsor. On September 24, 2021, the Company announced that Dr. Lori Friedman was appointed to serve as a Class I director of the Company and was granted 30,000 Class B shares of the Company, which were granted from the sponsor. No new Class B shares were issued as part of Dr. Friedman’s appointment or Perry Karsen’s resignation.

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

The Company has also entered into an agreement on November 4, 2020 with Mayank Gandhi, the Company’s Vice President, Corporate Development, pursuant to which Mr. Gandhi will receive an annual base salary of $225,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Mr. Gandhi 40,000 Founder Shares, which will vest 25% on the first anniversary of the transfer date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case subject to Mr. Gandhi’s continued employment with the Company. The Sponsor also transferred 8,000 Founder Shares to Mr. Gandhi on November 16, 2020 that will vest on the second anniversary of the consummation of the initial Business Combination, subject to Mr. Gandhi’s continued employment through such date. In the event Mr. Gandhi is not offered an ongoing role with the target business following the initial Business Combination, then 100% of Mr. Gandhi’s Class B shares will become fully vested. For the three months ended September 30, 2021, the Company incurred a total of approximately $130,600 for executive payroll related expense. At September 30, 2021 and December 31, 2020, $27,406 and $20,093 of payroll expenses was unpaid and recorded in accrued expenses.

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three and nine months ended September 30, 2021 the Company incurred $30,000 and $90,000, respectively, in fees for these services. At September 30, 2021, $20,000 is reflected in accrued expenses related to this agreement.

Promissory Note — Related Party

On September 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $348, respectively, outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. As of September 30, 2021 and December 31, 2020, the Company did not draw down on the Working Capital Loans.

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 507,041 shares of Class A common stock issued and outstanding, excluding 10,352,040 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 2,588,010 shares of common stock issued and outstanding.

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

NOTE 9 – STOCK-BASED COMPENSATION

On November 16, 2020, the Sponsor transferred 200,000 Founder Shares to the Chief Executive Officer. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $600,000, of which $37,500 and $112,500 was recorded as compensation expense during the three and nine months ended September 30, 2021, respectively.

On November 16, 2020, the Sponsor transferred 48,000 Founder Shares to the Vice President, Corporate Development. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $144,000, of which $7,500 and $22,500 was recorded as compensation expense during the three and nine months ended September 30, 2021, respectively.

A summary of the restricted stock award and restricted unit activity for the nine months ending September 30, 2021 is as follows:

Number of Shares
Unvested Shares Outstanding at December 31, 2020	248,000
Granted	—
Forfeited	—
Vested	—
Unvested Outstanding at September 30, 2021	248,000

The Company recorded non-cash compensation expense of $45,000  and $135,000 for the three and nine months ended September 30, 2021, respectively.

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2021 amounted to $586,500 and is expected to be recognized over a weighted average period of 3.8 years.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$103,535,018	$103,522,529

NOTE 11. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 30, 2021, and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued ours Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $410,971 which consists of general and administrative expenses of $371,708 and stock compensation expense of $45,000, offset by interest income on marketable securities held in the Trust Account of $3,221 and an unrealized gain on marketable securities held in our Trust Account of $2,516.

For the nine months ended September 30, 2021, we had a net loss of $1,321,079, which consists of general and administrative expenses of $1,198,568, stock compensation expense of $135,000 and an unrealized loss on marketable securities held in our Trust Account of $1,225, offset by interest income on marketable securities held in the Trust Account of $13,714.

For the period from August 27, 2020 (inception) through September 30, 2020, we had net loss of $1,431, which consist of general and administrative expenses.

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

For the nine months ended September 30, 2021, cash used in operating activities was $828,816. Net loss of $1,321,079 was affected by stock compensation expense of $135,000, interest earned on marketable securities held in the Trust Account of $13,714, an unrealized loss on marketable securities held in our Trust Account of $1,225, and changes in operating assets and liabilities provided $369,752 of cash for operating activities.

For the period from August 27, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $1,431 changes in operating assets and liabilities provided $1,431 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $103,535,018 (including approximately $12,000 of interest income and unrealized losses, net) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $1,007,438 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We calculate earnings per share to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

JIYA ACQUISITION CORP.

Date: November 19, 2021	By:	/s/ Rekha Hemrajani
	Name:	Rekha Hemrajani
	Title:	Chief Executive Officer