Form 10-K/A
period 2020-12-31
Jiya Acquisition Corp.
filed 2022-02-18
CIK 1824119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of February 18, 2022, 10,859,081 shares of Class A common stock, par value $0.0001 per share, and 2,588,010 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Jiya Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), to restate our financial statements as of and for the period from August 27, 2020 (inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its common stock subject to possible redemption. The Company previously determined the value of such common stock to be equal to the redemption value of such shares of common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of common stock issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of common stock subject to possible redemption should reflect the possible redemption of all shares of common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of common stock.

In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

As a result, on November 18, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its Current Report on Form 8-K filed on November 30, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statement and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Item 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

The biopharmaceutical industry has also benefited significantly from a continued need for larger pharmaceutical and biotechnology companies to build their pipelines of drugs via mergers and acquisitions (M&A). There are many drivers of M&A activity in the biopharmaceutical industry, including significant loss of revenues due to patent expirations and the need to access next generation technologies to drive future growth. Since the beginning of 2017, in North America and Europe there have been over 100 M&A transactions in the biopharmaceutical industry with transaction value greater than $500 million each, resulting in a cumulative M&A volume of nearly $585 billion. Industry analysts predict that M&A activity is expected to continue as biopharmaceutical companies continue to face patent expirations and depend on acquisitions to drive innovation and growth. Since 2019, there have been a number of M&A transactions in the biopharmaceutical industry with transaction value greater than $1 billion. A few recent examples include Bristol-Myers Squibb’s acquisition of Celgene for $74 billion, Eli Lilly’s acquisition of LOXO Oncology for $8 billion, and Gilead’s acquisition of Forty Seven for $4.9 billion. In addition, recently announced M&A transactions with transaction value greater than $1 billion that recently closed or may soon close include AstraZeneca’s acquisition of Alexion for $39 billion, Jazz Pharmaceuticals’ acquisition of GW Pharmaceuticals for $7.2 billion, Amgen’s acquisition of Five Prime Therapeutics for $1.9 billion and Merck’s acquisition of Pandion Therapeutics for $1.9 billion.

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

We may seek business combination opportunities in industries outside of the healthcare industry (which industries may, or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the healthcare industry in the United States (including candidates based in the United States which may have operations or opportunities outside the United States) or other developed countries, and we will not initially actively seek to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider a business combination outside of the healthcare industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the healthcare industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our shares may ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue a business combination outside of the healthcare industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the healthcare industry would not be relevant to an understanding of the business that we elect to acquire.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

 We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Director
	Hemmo Pharma Pvt Ltd & Hemmo Pharma LLP (related entities)	Private company based in India - supplier & manufacturer of synthetic peptide APIs	Director, Shareholder, Partner
Cory Freedland, Ph.D.	Neurogene, Inc.	Preclinical gene therapy company targeting neurological diseases	Board Member
	Nura Bio, Inc.	Preclinical company targeting neurodegeneration	Board Member

	Palvella Therapeutics	Clinical stage company developing novel therapies for rare dermatological diseases	Board Member
	Nalo Therapeutics	Preclinical oncology company	Board Member
	Tentarix Biotherapeutics	Start-up targeting novel multi-domain protein therapeutics	Board Member
	Omniox, Inc.	Developing novel therapies for diseases characterized by hypoxia	Board Member
Richard Van Doren	Samsara BioCapital, LLC	Investment Adviser	Chief Financial Officer
	Nalo Therapeutics, Inc.	Biopharma	Chief Financial Officer
	Autobahn Labs, Inc.	Biotech incubator	Chief Financial Officer
	Theia Therapeutics, Inc.	Biopharma	Chief Financial Officer
Perry Karsen	Samsara BioCapital	Investment firm	Venture partner
	Autobahn Labs	Biotech incubator	Executive Chair of Board
	Jounce Therapeutics (NASD: JNCE)	Biopharma	Chairman of Board
	Nitrome Biosciences	Biopharma	Executive Chair of Board
	Intellia Therapeutics (NASD: NTLA)	Gene editing therapeutics	Independent Director
	ESCAPE Bio	Biopharma	Independent Director
	Graphite Bio	Biopharma	Independent Director
Dr. Pamela Klein	Olema Oncology	Biopharma	Chief Medical Officer
	Argenx	Biopharma	Independent Director
	Springbank Pharma	Biopharma	Independent Director
	Patrys	Biopharma	Independent Director
	I-Mab Biopharma	Biopharma	Independent Director
Daniel Spiegelman	Tizona Therapeutics	Biopharma	Independent Director
	Myriad Genetics	Biopharma	Independent Director
	Spruce Biosciences	Biopharma	Independent Director
	Opthea Ltd	Biopharma	Independent Director
	Recardia	Biopharma	Independent Director
Dr. Steve Kelsey	Revolution Medicines	Biotechnology Co	President

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

Exhibit No.	Description
3.1	First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 20, 2020)
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-249808) filed with the SEC on November 2, 2020).
4.1**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended
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

10.7**	Offer Letter between Jiya Acquisition Corp. and Mayank Gandhi, dated November 5, 2020
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

*	Filed herewith.
**	Previously filed.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2022.

Jiya Acquisition Corp.

By:	/s/ Rekha Hemrajani
Name:	Rekha Hemrajani
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Srinivas Akkaruju	Chairman	February 18, 2022
Srinivas Akkaruju

/s/ Rekha Hemrajani	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022
Rekha Hemrajani

/s/ Richard Van Doren	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	February 18, 2022
Richard Van Doren

/s/ Cory Freedland	Chief Investment Officer and Director	February 18, 2022
Cory Freedland

/s/ Perry Karsen	Director	February 18, 2022
Perry Karsen

/s/ Dr. Pamela Klein	Director	February 18, 2022
Dr. Pamela Klein

/s/ Daniel Spiegelman	Director	February 18, 2022
Daniel Spiegelman

/s/ Dr. Steve Kelsey	Director	February 18, 2022
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 27, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY
March 31, 2021 except for the effects of the restatement discussed in Note 2, as to which the date is February 18, 2022

JIYA ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED)

ASSETS
Current Assets
Cash	$1,889,565
Prepaid expenses	521,067
Total Current Assets	2,410,632

Cash and marketable securities held in Trust Account	103,522,529
TOTAL ASSETS	$105,933,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$50,892
Accrued offering costs	50,832
Due to Sponsor	2,305
Promissory note – related party	348
Total Current Liabilities	104,377

Deferred underwriting payable	3,623,214
Total Liabilities	3,727,591

Commitments and Contingencies

Class A common stock subject to possible redemption 10,352,040 shares at redemption value	103,520,402

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 507,041 shares issued and outstanding (excluding 10,352,040 shares subject to possible redemption)	51
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding	259
Additional paid-in capital	22,500
Accumulated deficit	(1,337,642)
Total Stockholders’ Deficit	(1,314,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,933,161

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Formation and operational costs	$244,346
Stock-based compensation expense	22,500
Loss from operations	(266,846)

Other income:
Interest earned on marketable securities held in Trust Account	3,108
Unrealized loss on marketable securities held in Trust Account	(981)
Other income, net	2,127

Loss before provision for income taxes	(264,719)
Net loss	$(264,719)

Basic and diluted weighted average shares outstanding, Class A Common stock	3,398,183

Basic and diluted net loss per share, Class A Common stock	$(0.04)

Basic and diluted weighted average shares outstanding, Class B Common stock	2,684,176

Basic and diluted net loss per share, Class B Common stock	$(0.04)

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 27, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	2,875,000	287	24,713	—	25,000

Sale of 507,041 Private Placement Shares	507,041	51	—	—	5,070,359	—	5,070,410

Forfeiture of Founder Shares	—	—	(286,990)	(28)	28	—	—

Accretion for Class A common stock subject to possible redemption	—	—	—	—	(5,095,100)	(1,072,923)	(6,168,023)

Stock-based compensation	—	—	—	—	22,500	—	22,500

Net loss	—	—	—	—	—	(264,719)	(264,719)
Balance – December 31, 2020	507,041	$51	2,588,010	$259	$22,500	$(1,337,642)	$(1,314,832)

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(264,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,500
Interest earned on marketable securities held in Trust Account	(3,108)
Unrealized loss on marketable securities held in Trust Account	981
Changes in operating assets and liabilities:
Prepaid expenses	(521,067)
Accrued expenses	50,892
Net cash used in operating activities	(714,521)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(103,520,402)
Net cash used in investing activities	(103,520,402)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Shares, net of underwriting discounts paid	101,449,992
Proceeds from sale of Private Placement Shares	5,070,410
Funds due to Sponsor	2,305
Proceeds from promissory note – related party	175,348
Repayment of promissory note – related party	(175,000)
Payment of offering costs	(423,567)
Net cash provided by financing activities	106,124,488

Net Change in Cash	1,889,565
Cash – Beginning of period	—
Cash – End of period	$1,889,565

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$103,520,402
Deferred underwriting fee payable	$3,623,214
Offering costs included in accrued offering costs	$50,832

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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

Balance Sheet as of December 31, 2020	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$97,205,562	$6,314,840	$103,520,402
Common stock	$114	$(63)	$51
Additional paid-in capital	$5,264,354	$(5,241,854)	$22,500
Accumulated deficit	$(264,719)	$(1,072,923)	$(1,337,642)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(6,314,840)	$(1,314,832)
Class A Shares Subject to Possible Redemption	9,720,556	631,484	10,352,040

Statement of Operations for the Period from August 27, 2020 (Inception) Through December 31, 2020	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	9,399,759	(9,399,759)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,949,106	(2,949,106)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.09)	$0.09	$—
Weighted average shares outstanding of Class A common stock	—	3,398,183	3,398,183
Basic and diluted net loss per share, Class A common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B common stock	—	2,684,176	2,684,176
Basic and diluted loss income per share, Class B common stock	$—	$(0.04)	$(0.04)

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020	As Previously Reported	Adjustment	As Restated
Sale of 10,352,040 shares, net of underwriter discounts and offering expenses	$97,352,379	$(97,352,379)	$—
Initial value of Class A Common Stock subject to redemption	$(97,205,562)	$97,205,562	$—
Accretion for Class A Common Stock to redemption amount	$—	$(6,168,023)	$(6,168,023)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(6,314,840)	$(1,314,832)

Condensed Statement of Cash Flows for the Period from August 27, 2020 (Inception) Through December 31, 2020	As Previously Reported	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$97,325,187	$6,195,215	$103,520,402
Change in value of Class A common stock subject to possible redemption	$(119,625)	$119,625	$—

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the Common Stock reflected in the balance sheets are reconciled in the following table:

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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Net Income (Loss) Per Share (Restated, see Note 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from August 27, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(147,897)	$(116,822)
Denominator:
Basic and diluted weighted average shares outstanding	3,398,183	2,684,176
Basic and diluted net loss per common stock	$(0.04)	$(0.04)

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 23, 2020, the Company sold 10,352,040 public shares, inclusive of 352,040 shares sold to the underwriters on December 10, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per share.

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 7 — COMMITMENTS

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

NOTE 8 — STOCKHOLDERS’ EQUITY (Restated, see Note 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 507,041 shares of Class A common stock issued and outstanding, excluding 10,352,040 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

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

NOTE 10 — INCOME TAX

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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers California to be a significant state tax jurisdiction.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.