Form 10-K
period 2021-12-31
Jiya Acquisition Corp.
filed 2022-04-15
CIK 1824119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates was $102,899,278  based upon the closing sales price of the registrant’s Class A common stock as reported on The Nasdaq Stock Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 15, 2022, 10,859,081 shares of Class A common stock, par value $0.0001 per share, and 2,588,010 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

        We are a blank check company incorporated on August 27, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

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

Since 2017, Samsara has met with and evaluated over 1,000 private and public biopharmaceutical companies, investing in 80 private and public companies in various financing rounds. As of March 3, 2022, 22 portfolio companies have completed initial public offerings and one company has announced its acquisition. Representative investments by Samsara include Allakos (Nasdaq:  ALLK), Chinook Therapeutics (Nasdaq: KDNY), Dewpoint Therapeutics, Forma Therapeutics (Nasdaq:  FMTX), Graphite Bio (Nasdaq: GRPH), Principia Biopharma (Nasdaq:  PRNB), and Nkarta Therapeutics (Nasdaq:  NKTX). Samsara has also been instrumental in the creation of an early-stage incubator called Autobahn Labs. Autobahn Labs collaborates with scientists at leading academic institutions to accelerate the translation of scientific ideas to novel therapeutics.

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

This innovation has been supported, and indeed accelerated, by regulatory bodies such as the U.S. FDA which have utilized a number of tools to catalyze the introduction of new medicines to physicians and patients. The U.S. FDA, and similar agencies in other territories, has established a number of regulatory tools that allow biopharmaceutical companies to accelerate the drug development process and the advancement of new therapies to patients. These regulatory tools include orphan drug designation which provides defined regulatory exclusivity for products targeting under 200,000 patients in the U.S., fast track designation which decreases the FDA review time from 10 months to 6 months, accelerated approval which allows for the approval of new medicines based on surrogate markers of efficacy, priority review and breakthrough designation which provides additional access and interaction to the FDA for diseases with high unmet medical needs. From 2014 to 2021, the U.S. FDA approved 364 NMEs, with 49% of approvals receiving orphan drug designation, 66% receiving priority review, 18% receiving accelerated approval, and 29% designated as breakthrough therapies.

Largely based on the confluence of scientific innovation, regulatory alignment and patient need, the pace of private company formation as well as IPOs has been very strong. From 2019 to 2021, there were over 600 private biopharmaceutical financing rounds in the US and EU raising over $63 billion in proceeds. During the same period, there were 192 biopharmaceutical IPOs in the US and EU, raising over $39 billion in proceeds. Despite the recent volume of IPOs, the process of “going public” is replete with myriad challenges that are specific to the biopharmaceutical industry and results in significant inefficiencies in the biopharmaceutical equity markets. This includes the need for a private biotech company management team to assemble their own syndicate of sophisticated investors who are able to understand the complex scientific, clinical and regulatory factors needed for creating successful medicines.  We believe that key to the successful growth and maturation of a biopharmaceutical company is to reduce its cost of capital, diversify its shareholder base, and increase its visibility in the broader healthcare ecosystem through access to the public markets. The additional capital available in the public markets allows companies to advance products through more advanced stages of the drug development and regulatory process, and potentially to eventual commercialization, leading to significant value inflections in their market capitalization and shareholder returns.

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

The biopharmaceutical industry has also benefited significantly from a continued need for larger pharmaceutical and biotechnology companies to build their pipelines of drugs via mergers and acquisitions (M&A). There are many drivers of M&A activity in the biopharmaceutical industry, including significant loss of revenues due to patent expirations and the need to access next generation technologies to drive future growth. Since the beginning of 2018, in North America and Europe there have been over 100 M&A transactions in the biopharmaceutical industry with transaction value greater than $500 million each, resulting in a cumulative M&A volume of over $590 billion. Industry analysts predict that M&A activity is expected to continue as biopharmaceutical companies continue to face patent expirations and depend on acquisitions to drive innovation and growth. Since 2019, there have been a number of M&A transactions in the biopharmaceutical industry with transaction value greater than $1 billion. A few recent examples include Bristol-Myers Squibb’s acquisition of Celgene for $74 billion, Abbvie’s acquisition of Allergan for $63 billion, and AstraZeneca’s acquisition of Alexion for $39 billion. In addition, recently announced M&A transactions with transaction value greater than $1 billion that recently closed or may soon close include   Merck’s acquisition of Acceleron for $11.5 billion, Novo Nordisk’s acquisition of Dicerna for $3.3 billion, and Pfizer’s acquisition of Arena for $6.7 billion.

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

Samsara BioCapital has entered into an agreement to make an aggregate investment of up to $25,000,000 in us at the time of our initial business combination through the purchase of up to 2,500,000 forward purchase shares in a private placement that may close simultaneously with the closing of our initial business combination. Samsara BioCapital’s commitment under the forward purchase agreement is subject to, among other conditions, the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to Samsara BioCapital. This purchase will be eligible to be made regardless of whether any shares of Class A common stock are redeemed by our public stockholders. The forward purchase shares will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase shares, if any, may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

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

Financial Position

With funds available at December 31, 2021 for a business combination initially in the amount of $99,919,760 (assuming no redemptions and assuming no funding under the forward purchase agreement), after payment of $3,623,214 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

•
Any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and shares of Class A common stock issued as part of the private placement shares, we would need only 3,628,496, or approximately 35%, of the 10,352,040 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after November 23, 2022. Although we intend to consummate a business combination on or before November 23, 2022, and may seek an extension, it is uncertain that we will be able to consummate a business combination, or obtain an extension, by this time. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern.” The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

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

Our initial stockholders own 20% of our outstanding common stock following the completion of our initial public offering, excluding the shares of our Class A common stock issued as part of the private placement shares. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares and shares of Class A common stock issued as part of the private placement shares, we would need only 3,628,496, or approximately 35%, of the 10,352,040 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

On September 9, 2020, our sponsor purchased an aggregate of 4,312,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. On October 30, 2020, our sponsor forfeited 1,437,500 founder shares for no consideration. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible.  In connection with the partial exercise of the underwriters’ over-allotment option, our sponsor forfeited an additional 286,990 founder shares, such that at December 31, 2021 and 2020 there were an aggregate of 2,588,010 founder shares outstanding. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 11,500,000 shares if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the initial public offering. In addition, concurrently with our initial public offering, our sponsor purchased an aggregate of 507,041 private placement shares, at a price of $10.00 per share, for an aggregate purchase price of $5,070,410. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

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

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A common stock is traded on the Nasdaq under the symbol “JYAC”. Our common stock commenced public trading on November 19, 2020.

(b) Holders

On April 15, 2022, there were two record holders of our Class A common stock and ten record holders of our Class B common stock.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 9, 2020, our sponsor purchased an aggregate of 4,312,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. On October 30, 2020, our sponsor forfeited 1,437,500 founder shares for no consideration. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible.  In connection with the partial exercise of the underwriters’ over-allotment option, our sponsor forfeited an additional 286,990 founder shares, such that at December 31, 2021 and 2020 there were an aggregate of 2,588,010 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 11,500,000 shares if the underwriters’ over-allotment option were exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $1,923,038, which consists of general and administrative expenses of $1,763,483 and stock compensation expense of $180,000, offset by interest income on marketable securities held in the Trust Account of $20,445.

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

For the year ended December 31, 2021, cash used in operating activities was $1,208,074. Net loss of $1,923,038 was affected by stock compensation expense of $180,000, interest earned on marketable securities held in the Trust Account of $20,445, and changes in operating assets and liabilities provided $555,409 of cash for operating activities.

For the period from August 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $714,521. Net loss of $264,719 was affected by stock-based compensation expense of $22,500, interest earned on marketable securities held in the Trust Account of $3,108, an unrealized loss on marketable securities held in our Trust Account $981. Changes in operating assets and liabilities used $470,175 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $103,542,974 (including approximately $22,572 of interest income and unrealized losses, net) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2021, we had cash of $628,006 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until November 23, 2022, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the we may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Loss per Common Share

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

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due  to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review of the Company’s liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and review of the Company’s liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. While we have a control to reconcile accrued liabilities, we plan to continue to enhance our control around the search of unrecorded liabilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, as well as our review and reconciliation of the Company’s liabilities. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Name	Age	Position
Srinivas Akkaraju, M.D., Ph.D.	54	Chairman
Rekha Hemrajani	52	Director and Chief Executive Officer
Richard Van Doren	45	Director, Secretary and Chief Financial Officer
Cory Freedland, Ph.D.	46	Director and Chief Investment Officer
Dr. Pamela Klein	60	Director
Daniel Spiegelman	63	Director
Dr. Steve Kelsey	61	Director
Dr. Lori Friedman, Ph.D.	57	Director
Mayank Gandhi, M.D.	44	Vice President, Corporate Development

Srinivas Akkaraju, M.D., Ph.D., is Founder and Managing General Partner at Samsara BioCapital since he founded the firm in 2017, and is our Chairman. Dr. Akkaraju previously served as a General Partner of Sofinnova Ventures from 2013 – 2017. Prior to Sofinnova, Dr. Akkaraju served as Managing Director of New Leaf Venture Partners from 2009 – 2013. Previously, he served as a Managing Director at Panorama Capital, LLC, a private equity firm from 2006 – 2008. Prior to co-founding Panorama Capital, from 2001 – 2006, he was with J.P. Morgan Partners, which he joined in 2001 and of which he became a Partner in 2005. Prior to J.P. Morgan Partners, from 1998 – 2001, Dr. Akkaraju was in Business and Corporate Development at Genentech, Inc. (now a wholly owned member of The Roche Group), a biotechnology company, most recently as Senior Manager. Dr. Akkaraju serves as a director of Intercept Pharmaceuticals (Nasdaq: ICPT), Syros Pharmaceuticals (Nasdaq: SYRS), Chinook Therapeutics (Nasdaq: KDNY), Tentarix Biotherapeutics, Synthekine, Dewpoint Therapeutics, and several other private companies. Previously, Dr. Akkaraju served as a director on the Boards of Seattle Genetics (Nasdaq: SGEN), Principia Biopharma (Nasdaq: PRNB announced sale to Sanofi for $3.7 billion), Aravive, Inc. (Nasdaq: ARAV), Barrier Therapeutics (Nasdaq: BTRX sold to Stiefel Laboratories for $148 million), Eyetech Pharmaceuticals (Nasdaq: ETEX sold to OSIP for $935 million), ZS Pharma (Nasdaq: ZSPH sold to AstraZeneca for $2.7 billion), Synageva Biopharma Corp. (Nasdaq: GEVA sold to ALXN for $8.4 billion) and Amarin Corporation (Nasdaq: AMRN). Dr. Akkaraju received his M.D. and a Ph.D. in Immunology from Stanford University, and holds undergraduate degrees in Biochemistry and Computer Science from Rice University.

Rekha Hemrajani has been our Chief Executive Officer since our inception in August 2020 and serves on our Board of Directors. Ms. Hemrajani is an experienced strategic leader helping biotech companies with corporate strategy and corporate finance, as well as building product pipelines through corporate development. She has extensive senior management experience within public and private biopharmaceutical companies, and bulge bracket investment banks. Ms. Hemrajani recently served as President & Chief Executive Officer of Aravive, Inc. (Nasdaq: ARAV) from Jan 2020 – April 2020. Ms. Hemrajani previously served as Chief Financial Officer & Chief Operating Officer of Arcus Biosciences in 2019, leading finance, investor relations, corporate communications, business and corporate development, strategic planning and human resources. Prior to Arcus, from 2016 – 2019, Ms. Hemrajani served as Chief Operating Officer of RAPT Therapeutics (Nasdaq: RAPT), Chief Financial Officer of Sagimet Biosciences from 2015 – 2016, consultant to biopharma companies and investment funds during 2014, VP - Head of Licensing and M&A at Onyx Pharmaceuticals (Nasdaq: ONXX, acquired by Amgen in 2013 for $10.4 billion) from 2012 – 2013, and VP of Business Development at Exelixis (Nasdaq: EXEL) from 2003 – 2011. Ms. Hemrajani is currently on the Board of ALX Oncology (Nasdaq: ALXO), MaxCyte Inc. (Nasdaq: MXCT; LSE: MXCT, MXCN) and BioAge Labs. Ms. Hemrajani holds an MBA from the Kellogg School of Management at Northwestern University and a Bachelor of Science from University of Michigan.

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

Cory S. Freedland, Ph.D. has been our Chief Investment Officer since our inception in August 2020 and serves on our Board of Directors. Dr. Freedland joined Samsara BioCapital in 2017 where he currently serves as a Partner. At Samsara, he has led several of the firm’s investments in the biotechnology sector and serves as a director on a number of private company boards. Dr. Freedland was previously a Principal at Sofinnova Ventures from 2014 – 2017, Principal at Novo Ventures in 2013, and a Vice President in the healthcare investment banking practice at Morgan Stanley from 2010 – 2013. Prior to Morgan Stanley, Dr. Freedland led a preclinical research group focused on novel targets for central nervous system diseases at Roche Palo Alto. Dr. Freedland received his Ph.D. in Pharmacology from Wake Forest University School of Medicine, an MBA from the Kellogg School of Management at Northwestern University, and a B.A. in Psychology and Religious Studies from Connecticut College.

Dr. Pamela Klein has served on our Board of Directors since the completion of our initial public offering. Dr. Pamela M. Klein is Founder and Principal of PMK BioResearch offering advisory and strategic consulting for the biotechnology industry.  She is a member of the Board of Directors of Argenx, Patrys, F-Star Therapeutics, I-Mab Biopharma as well as a member of several Scientific Advisory Boards.  Dr. Klein was Chief Medical Officer (consulting) of Olema Oncology from 2018 – January 2022 and has served as Chief Medical Officer for multiple successful biotech companies including Intellikine which was acquired by Takeda.   From 2001-2008, Dr. Klein held increasing positions of responsibility at Genentech lastly as Vice President, Development where she led the development for the HER2, EGFR, Apoptosis and Hematology Franchises.  Prior to this, Dr. Klein was the co-founder and Research Director for the National Cancer Institute-Navy Breast Care Center.   Dr. Klein received her Bachelor’s degree in biology from California State University at Northridge and her Medical Degree from Stritch School of Medicine, Loyola University Chicago. She trained in internal medicine at Cedars-Sinai Medical Center in Los Angeles and medical oncology at the National Cancer Institute in Bethesda, Maryland where she served as Chief Fellow.

Daniel Spiegelman has served on our Board of Directors since the completion of our initial public offering. Mr. Spiegelman currently provides consulting and board services to various life sciences companies, including Tizona Therapeutics, where he is Board Chairman and Myriad Genetics, Spruce Biosciences and Opthea Limited where he serves as a member of the Board of Directors and Audit Committee Chairman and Kyverna Therapeutics, where he serves as a member of the Board of Directors. From May 2012 to January 2020, Mr. Spiegelman was the Executive Vice President, Chief Financial Officer of BioMarin Pharmaceutical, during its growth to $2 Billion in annual revenues and a $15 Billion market capitalization.  From January 1998 to May 2009, Mr. Spiegelman was the Chief Financial Officer of CV Therapeutics, Inc., a biopharmaceutical company that developed and marketed novel Cardiovascular drugs prior to its sale to Gilead Sciences. From July 1991 to January 1998, Mr. Spiegelman served in various roles at Genentech, Inc., (now a member of the Roche Group) most recently as Treasurer. Mr. Spiegelman has been a director of a number of other biopharmaceutical companies, including Cascadian Therapeutics, Inc. (formerly Oncothyreon, Inc.) from October 2008 until its merger with Seattle Genetics, Inc. in March 2018, Relypsa, Inc. from June 2014 until its merger with Galenica AG in September, 2016, Anthera Pharmaceuticals, Inc. from February 2010 to June 2014, Affymax, Inc. from October 2006 to June 2013, Omeros Corporation from December 2009 to June 2012, and Cyclacel Pharmaceuticals, Inc. from September 2004 to June 2012. Mr. Spiegelman received a Bachelor of Arts degree from Stanford University and an MBA from the Stanford Graduate School of Business.

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

Dr. Lori Friedman, Ph.D. has served on our Board of directors since September, 2021. Dr. Friedman brings over 20 years of experience in cancer research, including expertise in target discovery and validation, drug discovery, pharmacology and biomarkers. She is currently the Chief Scientific Officer at ORIC Pharmaceuticals where she leads discovery research, preclinical development sciences and manufacturing. Prior to ORIC, Lori spent 15 years at Genentech, where she held roles of increasing responsibility including head of translational oncology for Genentech Research and Early Development (gRED), where her team advanced more than 20 programs into clinical development. Dr. Friedman also sat on multiple cross-functional leadership teams tasked with strategic and technical review of Genentech’s oncology research and development pipeline projects as well as in-licensing opportunities. Prior to Genentech, Dr. Friedman held various scientific leadership roles at Exelixis. She completed post-doctoral work at the University of Washington and at Cambridge University, and a PhD in molecular and cell biology from the University of California, Berkeley.

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of eight members divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will consist of Pamela Klein, Lori Friedman10 and Steve Kelsey, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, which will consist of Daniel Spiegelman, Cory S. Freedland and Rekha Hemrajani, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, which will consist of Srinivas Akkaraju and Richard Van Doren, will expire at the third annual meeting of stockholders.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent within one year of our initial public offering. Our Board of Directors has determined that Srinivas Akkaraju, M.D., Ph.D., Daniel Spiegelman, Lori Friedman, Pamela Klein and Steve Kelsey are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

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

Audit Committee

We have established an audit committee of the Board of Directors. Daniel Spiegelman, Lori Friedman and Pamela Klein serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below.

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

Compensation Committee

We have established a compensation committee of our Board of Directors. The members of our compensation committee are be Steve Kelsey, Daniel Spiegelman and Lori Friedman, and Lori Friedman serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Srinivas Akkaraju, M.D., Ph.D.	Samsara BioCapital, LLC	Investment Adviser	Managing Member
	Samsara BioCapital GP, LLC	Investment Adviser	Managing Member
	A2 Biotherapeutics, Inc.	Biopharma	Director
	Autobahn Labs, Inc.	Biotech incubator	Director
	Chinook Therapeutics, Inc. (NASD: KDNY)	Biopharma	Director
	Codex Health, Inc.	Digital Health	Chairman of the Board
	Dewpoint Therapeutics, Inc.	Biopharma	Director
	Intercept Pharmaceutical, Inc. (NASD: ICPT)	Biopharma	Director
	MiroBio, Ltd	Biopharma	Director
	Synthekine, Inc.	Biopharma	Director
	Syros Pharmaceuticals, Inc. (NASD: SYRS)	Biopharma	Director
	Tentarix Biotherapeutics, Inc.	Biopharma	Director
	Theia Therapeutics, Inc.	Biopharma	Director
Rekha Hemrajani	MaxCyte Inc (NASD: MXCT; LSE: MXCT, MXCN)	MaxCyte is a cell-engineering company providing enabling platform technologies to advance innovative cell-based research, cell therapeutic discovery, development and commercialization.	Director
BioAge Labs
BioAge Labs is a private, clinical-stage biotechnology company and global leader in using artificial intelligence (AI) and machine learning (ML) to develop drugs that target the molecular causes of aging
Director
ALX Oncology (NASD: ALXO)
ALX Oncology is a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system.
Director
	Hemmo Pharma LLP	Private company based in India - supplier & manufacturer of synthetic peptide APIs	Partner

Individual	Entity	Entity’s Business	Affiliation

Cory Freedland, Ph.D.	Neurogene, Inc.	Preclinical gene therapy company targeting neurological diseases	Board Member
	Nura Bio, Inc.	Preclinical company targeting neurodegeneration	Board Member
	Palvella Therapeutics	Clinical stage company developing novel therapies for rare dermatological diseases	Board Member
	Nalo Therapeutics	Preclinical oncology company	Board Member
	Tentarix Biotherapeutics	Start-up targeting novel multi-domain protein therapeutics	Board Member
	Omniox, Inc.	Developing novel therapies for diseases characterized by hypoxia	Board Member
Richard Van Doren	Samsara BioCapital, LLC	Investment Adviser	Chief Financial Officer
	Nalo Therapeutics, Inc.	Biopharma	Chief Financial Officer
	Autobahn Labs, Inc.	Biotech incubator	Chief Financial Officer
	Theia Therapeutics, Inc.	Biopharma	Chief Financial Officer
Dr. Lori Friedman	ORIC Pharmaceuticals	Biopharma	Chief Scientific Officer
Dr. Pamela Klein	Argenx	Biopharma	Independent Director
	F-Star Therapeutics	Biopharma	Independent Director
	Patrys	Biopharma	Independent Director
	I-Mab Biopharma	Biopharma	Independent Director
Daniel Spiegelman	Tizona Therapeutics	Biopharma	Independent Director
	Myriad Genetics	Biopharma	Independent Director
	Spruce Biosciences	Biopharma	Independent Director
	Opthea Ltd	Biopharma	Independent Director
	Recardia	Biopharma	Independent Director
	Kyverna Therapeutics	Biopharma	Independent Director
Dr. Steve Kelsey	Revolution Medicines	Biotechnology Co	President

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

For the year ended December 31, 2021, the Company incurred a total of approximately $548,000 for executive payroll related expense, which was comprised of approximately $352,000 related to the annual salary of Ms. Hemrajani and $196,000 related to the annual salary of Mr. Gandhi. As of December 31, 2020, the Company incurred a total of approximately $155,000 for executive payroll related expenses, which was comprised of approximately $95,800 related to the annual salary of Ms. Hemrajani and $59,200 related to the annual salary of Mr. Gandhi. At December 31, 2021 and 2020, $0 and $20,093 of payroll expenses was unpaid and recorded in accrued expenses, respectively.

In addition, prior to our initial public offering, our sponsor transferred 30,000 Class B Shares to each of Srinivas Akkaraju, M.D., Ph.D., Richard Van Doren, Cory Freedland, Ph.D., Daniel Spiegelman, Pamela Klein and Steve Kelsey, which are subject to forfeiture if he or she is removed from office as a director or he or she voluntarily resigns from his or her position with the Company at any time before the consummation of our initial business combination. On September 23, 2021, Perry Karsen resigned from the Board effective immediately, and such, forfeited their Class B shares back to the sponsor. On September 24, 2021, the Company announced that Dr. Lori Friedman was appointed to serve as a Class I director of the Company and was granted 30,000 Class B shares of the Company, which were granted from the sponsor. No new Class B shares were issued as part of Dr. Friedman’s appointment or Perry Karsen’s resignation.

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

The following table sets forth information regarding the beneficial ownership of our common stock available to us at April 15, 2022, with respect to our common stock held by:

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

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class B Common Stock(2)
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Glazer Capital, LLC(3)	976,766	8.99%	—	—
Citadel(4)	784,610	7.2%	—	—
Acuta Capital Partners, LLC(5)	562,500	5.2%	—	—
Sculptor Capital(6)	560,226	5.16%	—	—
Aristeia Capital, L.L.C. (7)	551,099	5.08%	—	—
Jiya Holding Company LLC(8)	507,041	4.7%	2,130,000	82.3%
Srinivas Akkaraju, M.D., Ph.D. (8)	507,041	4.7%	2,160,000	83.5%
Rekha Hemrajani	—	—	200,000	7.7%
Richard Van Doren	—	—	30,000	1.2%
Cory Freedland, Ph.D.	—	—	30,000	1.2%
Lori Friedman, Ph.D.	—	—	30,000	1.2%
Dr. Pamela Klein	—	—	30,000	1.2%
Daniel Spiegelman	—	—	30,000	1.2%
Dr. Steve Kelsey	—	—	30,000	1.2%
Mayank Gandhi, M.D.	—	—	48,000	1.9%
All executive officers and directors as a group, (8 individuals)	507,041	4.7%	2,588,010	98.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 628 Middlefield Road, Palo Alto, CA 94301.

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

(3)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. Mr. Paul J. Glazer, serves as the Managing Member of Glazer Capital. The address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes shares held by Citadel Equity Fund Ltd. (“CEFL”), Citadel Multi-Strategy Equities Master Fund Ltd. (“CM”) and Citadel Securities LLC (“Citadel Securities”). Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for CEFL and CM. Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors. Citadel GP LLC (“CGP”) is the general partner of CAH. CALC IV LP (“CALC4”) is the non-member manager of Citadel Securities. Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Includes 770,300 shares that may be deemed to be beneficially owned by Citadel Advisors, CAH and CGP, and 57 shares that may be deemed to be beneficially owned by CALC4 and CSGP.  Kenneth Griffin may be deemed to beneficially own 770,357 shares of Class A common stock. The address of Citadel is 628 Middlefield Road, Palo Alto, California 94301.

(5)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. The funds managed by Acuta Capital Partners LLC (“Acuta”) hold Class A common stock for the benefit of their investors and have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Class A common stock. Acuta is the general partner and investment adviser of investment funds. Dr. Anupam Dalal is the control person of Acuta. Acuta and Dr. Anupam Dalal each disclaims beneficial ownership of the Class A common stock except to the extent of their pecuniary interest therein.  The address of Acuta is 1301 Shoreway Road, Suite 350, Belmont, CA 94002.

(6)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes shares held by a number of private funds and discretionary accounts for which Sculptor Capital LP (“Sculptor”) and Sculptor Capital II LP (“Sculptor-II”) serve as investment managers. Sculptor Capital Holding Corporation (“SCHC”) serves as the general partner of Sculptor, and Sculptor Capital Holding II LLC (“SCHC-II”), a limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”) is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor is the investment adviser to Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), a Cayman Islands company, and Sculptor Enhanced Master Fund, Ltd. (“SCEN”), a Cayman Islands company. Sculptor-II is the investment adviser to Sculptor SC II LP (“NJGC”). Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. The address of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

(7)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described above held by, one or more private investment funds. The address of Aristeia Capital is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(8)
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

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) private placement shares, which will be issued in a private placement simultaneously with the closing of the offering, have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. The number of shares of Class A common stock included (i) up to 2,588,010 shares of Class A common stock to be issued upon conversion of the founder shares, (ii) up to 507,041 shares of Class A common stock issued as part of the private placement shares. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On September 9, 2020, our sponsor purchased an aggregate of 4,312,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. On October 30, 2020, our sponsor forfeited 1,437,500 founder shares for no consideration. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible.  In connection with the partial exercise of the underwriters’ over-allotment option, our sponsor forfeited an additional 286,990 founder shares, such that at December 31, 2021 and 2020 there were an aggregate of 2,588,010 founder shares outstanding. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 11,500,000 shares if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering.

Prior to our initial public offering, our sponsor transferred 200,000 shares of our Class B common stock to our Chief Executive Officer, 48,000 shares of our Class B common stock to our VP, Corporate Development and 30,000 shares of our Class B common stock to each of Srinivas Akkaraju, M.D., Ph.D., Richard Van Doren, Cory Freedland, Ph.D., Daniel Spiegelman, Pamela Klein and Steve Kelsey. On September 23, 2021, Perry Karsen resigned from the Board effective immediately, and such, forfeited their Class B shares back to the sponsor. On September 24, 2021, the Company announced that Dr. Lori Friedman was appointed to serve as a Class I director of the Company and was granted 30,000 Class B shares of the Company, which were granted from the sponsor. No new Class B shares were issued as part of Dr. Friedman’s appointment or Perry Karsen’s resignation.

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020 totaled $96,334 and $55,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020.

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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K dated December 31, 2020)

10.1
Letter Agreement, dated November 18, 2020, among the Company and its officers, directors and Jiya Holding Company, LLC, dated November 18, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 20, 2020).

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

10.7	Offer Letter between Jiya Acquisition Corp. and Mayank Gandhi, dated September 24, 2021 (incorporated herein by reference to Exhibit 10.7 the Annual Report on Form 10-K dated December 31, 2020).
31.1
Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2022.

Jiya Acquisition Corp.

By:	/s/ Rekha Hemrajani
Name:	Rekha Hemrajani
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Srinivas Akkaraju	Chairman	April 15, 2022
Srinivas Akkaraju

/s/ Rekha Hemrajani	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2022
Rekha Hemrajani

/s/ Richard Van Doren	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	April 15, 2022
Richard Van Doren

/s/ Cory Freedland	Chief Investment Officer and Director	April 15, 2022
Cory Freedland

/s/ Lori Friedman	Director	April 15, 2022
Lori Friedman

/s/ Dr. Pamela Klein	Director	April 15, 2022
Dr. Pamela Klein

/s/ Daniel Spiegelman	Director	April 15, 2022
Daniel Spiegelman

/s/ Dr. Steve Kelsey	Director	April 15, 2022
Dr. Steve Kelsey

JIYA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Jiya Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jiya Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until November 23, 2022, to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
April 15, 2022

JIYA ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$628,006	$1,889,565
Prepaid expenses	256,768	521,067
Total Current Assets	884,774	2,410,632

Cash and Marketable securities held in Trust Account	103,542,974	103,522,529
TOTAL ASSETS	$104,427,748	$105,933,161

LIABILITIES, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$342,002	$50,892
Accrued offering costs	—	50,832
Due to Sponsor	—	2,305
Promissory note – related party	—	348
Total Current Liabilities	342,002	104,377

Deferred underwriting payable	3,623,214	3,623,214
Total Liabilities	3,965,216	3,727,591

Commitments

Class A common stock subject to possible redemption 10,352,040 shares at redemption value at December 31, 2021 and 2020	103,520,402	103,520,402

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 507,041 shares issued and outstanding at December 31, 2021 and 2020	51	51
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding at December 31, 2021 and 2020	259	259
Additional paid-in capital	202,500	22,500
Accumulated deficit	(3,260,680)	(1,337,642)
Total Stockholders’ Deficit	(3,057,870)	(1,314,832)
TOTAL LIABILITIES, AND STOCKHOLDERS’ DEFICIT	$104,427,748	$105,933,161

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the Period
		from August 27,
		2020 (Inception)
	Year Ended	through
	December 31	December 31,
	2021	2020
General and administrative expenses	$1,763,483	$244,346
Stock-based compensation expense	180,000	22,500
Loss from operations	(1,943,483)	(266,846)

Other income:
Interest earned on investments held in Trust Account	20,445	3,108
Unrealized loss on investments held in Trust Account	—	(981)
Total other income, net	20,445	2,127

Net loss	$(1,923,038)	$(264,719)

Basic and diluted weighted average shares outstanding, Class A common stock	10,859,081	3,398,183

Basic and diluted net loss per share, Class A common stock	$(0.14)	$(0.04)

Basic and diluted weighted average shares outstanding, Class B common stock	2,588,010	2,684,176

Basic and diluted net loss per share, Class B common stock	$(0.14)	$(0.04)

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 27, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	2,875,000	287	24,713	—	25,000

Sale of 507,041 Private Placement Shares	507,041	51	—	—	5,070,359	—	5,070,410

Forfeiture of Founder Shares	—	—	(286,990)	(28)	28	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(5,095,100)	(1,072,923)	(6,168,023)

Stock Compensation Expense	—	—	—	—	22,500	—	22,500

Net loss	—	—	—	—	—	(264,719)	(264,719)
Balance – December 31, 2020	507,041	$51	2,588,010	$259	$22,500	$(1,337,642)	$(1,314,832)
Stock Compensation Expense	—	—	—	—	180,000	—	180,000

Net loss	—	—	—	—	—	(1,923,038)	(1,923,038)
Balance - December 31, 2021	507,041	$51	2,588,010	$259	$202,500	$(3,260,680)	$(3,057,870)

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the
		Period from
		August 27,
		2020 (Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,923,038)	$(264,719)
Adjustments to reconcile net loss net cash used in operating activities:
Stock-based compensation expense	180,000	22,500
Interest earned on investments held in Trust Account	(20,445)	(3,108)
Unrealized loss on investment held in Trust Account	—	981
Changes in operating assets and liabilities:
Prepaid expenses	264,299	(521,067)
Accounts payable and accrued expenses	291,110	50,892
Net cash used in operating activities	(1,208,074)	(714,521)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(103,520,402)
Net cash used in investing activities	—	(103,520,402)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	101,449,992
Proceeds from sale of Private Placement Units	—	5,070,410
Funds sent to SPAC instead of Sponsor	174	2,305
Repayment of Funds to Sponsor	(2,479)	—
Proceeds from promissory note – related party	—	175,348
Repayment of promissory note – related party	(348)	(175,000)
Payment of offering costs	(50,832)	(423,567)
Net cash (used in) provided by financing activities	(53,485)	106,124,488

Net Change in Cash	(1,261,559)	1,889,565
Cash – Beginning of period	1,889,565	—
Cash – End of period	$628,006	$1,889,565

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$50,832
Initial classification of Class A common stock subject to possible redemption	$—	$103,520,402
Deferred underwriting fee payable	$—	$3,623,214
Forfeiture of Founder Shares	$—	$(28)

The accompanying notes are an integral part of the financial statements.

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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
DECEMBER 31, 2021
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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At December 31, 2021, the Company had cash outside the trust of $628,006 and working capital of $565,344. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until November 23, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2022.

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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The common stock subject to possible redemption of 10,352,040 shares excludes the 507,041 Private Placement Shares that are classified as Class A common stock but are not redeemable.

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

At December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$103,520,402
Less:
Class A common stock issuance costs	$(6,168,023)
Plus:
Accretion of carrying value to redemption value	$6,168,023

Class A common stock subject to possible redemption	$103,520,402

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheet and with unrealized gains or losses, if any, presented on the statement of operations.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2021 and 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net Loss per Common Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 27, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(1,552,933)	$(370,105)	$(147,897)	$(116,822)
Denominator:
Basic and diluted weighted average common shares outstanding	10,859,081	2,588,010	3,398,183	2,684,176
Basic and diluted net loss per common stock	$(0.14)	$(0.14)	$(0.04)	$(0.04)

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The Company entered into an agreement with Ms. Hemrajani, the Company’s Chief Executive Officer, pursuant to which Ms. Hemrajani has agreed to provide up to 60% of her normal working time to the Company in her capacity as Chief Executive Officer. In connection with her services, Ms. Hemrajani will receive an annual base salary of $270,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Ms. Hemrajani 200,000 Founder Shares, which will vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case, subject to Ms. Hemrajani’s continued employment with the Company. The shares are generally be subject to the same terms and conditions as the Founder Shares held by the Sponsor, except that they were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Ms. Hemrajani’s agreement also provides that, in the event Ms. Hemrajani’s employment is terminated by the Company without “cause” or Ms. Hemrajani resigns for “good reason” (such terms are defined in the agreement), then Ms. Hemrajani will be entitled to receive (i) base salary continuation and payment of monthly COBRA premiums, in each case for three months following the date of her termination and (ii) an additional three months of vesting for purposes of her Class B shares (or, if such termination of employment occurs prior to August 24, 2021, acceleration of 25% of her Class B shares). Payment of the severance benefits is contingent on Ms. Hemrajani’s execution and non-revocation of a release of claims, as a well as her continued compliance with customary confidentiality and non-solicitation restrictions set forth in her agreement. In addition, in the event Ms. Hemrajani is not offered a position as an executive officer of the target business following the initial Business Combination, then 100% of Ms. Hemrajani’s Class B shares will become fully vested.

The Company has also entered into an agreement on November 4, 2020 with Mayank Gandhi, the Company’s Vice President, Corporate Development, pursuant to which Mr. Gandhi will receive an annual base salary of $225,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Mr. Gandhi 40,000 Founder Shares, which will vest 25% on the first anniversary of the transfer date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case subject to Mr. Gandhi’s continued employment with the Company. The Sponsor also transferred 8,000 Founder Shares to Mr. Gandhi on November 16, 2020 that will vest on the second anniversary of the consummation of the initial Business Combination, subject to Mr. Gandhi’s continued employment through such date. In the event Mr. Gandhi is not offered an ongoing role with the target business following the initial Business Combination, then 100% of Mr. Gandhi’s Class B shares will become fully vested. For the year ended December 31, 2021, the Company incurred a total of approximately $548,000 for executive payroll related expense. As of December 31, 2020, the Company incurred a total of approximately $155,000 for executive payroll related expenses, which was comprised of approximately $95,800 related to the annual salary of Ms. Hemirajani and $59,200 related to the annual salary of Mr. Gandhi. At December 31, 2021 and 2020, $0 and $20,093 of payroll expenses was unpaid and recorded in accrued expenses, respectively.

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Administrative Services Agreement

The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, the Company incurred and paid $120,000 and $20,000, respectively, in fees for these services.

Promissory Note — Related Party

On September 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021 and 2020, there was $0 and $348, respectively, outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. As of December 31, 2021 and 2020, the Company did not draw down on the Working Capital Loans.

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

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 507,041 shares of Class A common stock issued and outstanding, excluding 10,352,040 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 2,588,010 shares of Class B common stock issued and outstanding.

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

NOTE 8 — STOCK-BASED COMPENSATION

On November 16, 2020, the Sponsor transferred 200,000 Founder Shares to the Chief Executive Officer. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $600,000, of which $150,000 and $18,750 was recorded as compensation expense during the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, respectively.

On November 16, 2020, the Sponsor transferred 48,000 Founder Shares to the Vice President, Corporate Development. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $144,000, of which $30,000 and $3,750 was recorded as compensation expense during the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, respectively.

A summary of the restricted stock award and restricted unit activity for the year ended December 31, 2021 is as follows:

Number of Shares
Unvested Outstanding at August 27, 2020 (inception)	—
Granted	248,000
Forfeited	—
Vested	(65,000)
Unvested Outstanding at December 31, 2021	183,000

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Company recorded non-cash compensation expense of $180,000 and $22,500 for the year ended December 31, 2021 and December 31, 2020, respectively.

Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2021 amounted to $541,500 and is expected to be recognized over a weighted average period of 2.8 years.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$416,904	$51,301
Stock compensation	42,525	4,725
Unrealized gain on marketable securities	—	(435)
Total deferred tax assets (liabilities)	459,429	55,591
Valuation Allowance	(459,429)	(55,591)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,	As of December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(403,838)	(55,591)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	403,838	55,591

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $1,740,969 and $244,288 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $403,838 and $55,591, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

JIYA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$103,542,974	$103,522,529

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.