Form 10-Q
period 2022-03-31
Jiya Acquisition Corp.
filed 2022-05-23
CIK 1824119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 23, 2022, there were 10,859,081 shares of Class A common stock, $0.0001 par value and 2,588,010 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JIYA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

JIYA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$160,052	$628,006
Prepaid expenses	229,276	256,768
Total Current Assets	389,328	884,774

Marketable securities held in Trust Account	103,544,060	103,542,974
TOTAL ASSETS	$103,933,388	$104,427,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$215,871	$342,002
Total Current Liabilities	215,871	342,002

Deferred underwriting payable	3,623,214	3,623,214
Total Liabilities	3,839,085	3,965,216

Commitments

Class A common stock subject to possible redemption, 10,352,040 shares at redemption value at March 31, 2022 and December 31, 2021	103,520,402	103,520,402

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 507,041 shares issued and outstanding at March 31, 2022 and December 31, 2021	51	51
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding at March 31, 2022 and December 31, 2021	259	259
Additional paid-in capital	247,500	202,500
Accumulated deficit	(3,673,909)	(3,260,680)
Total Stockholders’ Deficit	(3,426,099)	(3,057,870)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103,933,388	$104,427,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$369,315	$421,672
Stock-based compensation expense	45,000	45,000
Loss from operations	(414,315)	(466,672)

Other income:
Interest earned on investments held in Trust Account	1,086	7,345
Unrealized gain on investments held in Trust Account	—	544
Total other income, net	1,086	7,889

Net loss	$(413,229)	$(458,783)

Basic and diluted weighted average shares outstanding, Class A common stock	10,859,081	10,859,081
Basic and diluted net loss per share, Class A common stock	$(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	2,588,010	2,588,010
Basic and diluted net loss per share, Class B common stock	$(0.03)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	507,041	$51	2,588,010	$259	$202,500	$(3,260,680)	$(3,057,870)

Stock-based compensation expense	—	—	—	—	45,000	—	45,000

Net loss	—	—	—	—	—	(413,229)	(413,229)

Balance – March 31, 2022	507,041	$51	2,588,010	259	$247,500	$(3,673,909)	$(3,426,099)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	507,041	$51	2,588,010	$259	$22,500	$(1,337,642)	$(1,314,832)

Stock-based compensation expense	—	—	—	—	45,000	—	45,000

Net loss	—	—	—	—	—	(458,783)	(458,783)

Balance – March 31, 2021	507,041	$51	2,588,010	259	$67,500	$(1,796,425)	$(1,728,615)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(413,229)	$(458,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,000	45,000
Interest earned on investments held in Trust Account	(1,086)	(7,345)
Unrealized loss on investment held in Trust Account	—	(544)
Changes in operating assets and liabilities:
Prepaid expenses	27,492	32,217
Accounts payable and accrued expenses	(126,131)	149,124
Net cash used in operating activities	(467,954)	(240,331)

Cash Flows from Financing Activities:
Payment of offering costs	—	(35,382)
Net cash used in financing activities	—	(35,382)

Net Change in Cash	(467,954)	(275,713)
Cash – Beginning of period	628,006	1,889,565
Cash – End of period	$160,052	$1,613,852

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, AND GOING CONCERN

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At March 31, 2022, the Company had cash outside the trust of $160,052 and working capital of $197,115. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

NOTE 2. REVISION OF PREVIOUSLY REPORTED BALANCES
The Company notes that the basic and diluted weighted average shares outstanding for both Class A common stock and Class B common stock for the three months ended March 31, 2021 were not restated correctly within the restatement note of the September 30, 2021 Form 10-Q filed on November 19, 2021. The Company has included this revision note to revise the previously restated and reported balances of basic and diluted weighted average shares outstanding of Class A common stock and basic and diluted weighted average shares outstanding of Class B common stock within the Statement of Operations for the three months ended March 31, 2021.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Statement of Operations for Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Revised
Basic and diluted weighted average shares outstanding, Class A common stock	$10,352,040	$507,041	$10,859,081
Basic and diluted weighted average shares outstanding, Class B common stock	$3,095,051	$(507,041)	$2,588,010

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The common stock subject to possible redemption of 10,352,040 shares excludes the 507,041 Private Placement Shares that are classified as Class A common stock but are not redeemable.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$103,520,402
Less:
Class A common stock issuance costs	$(6,168,023)
Plus:
Accretion of carrying value to redemption value	$6,168,023

Class A common stock subject to possible redemption	$103,520,402

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheet and with unrealized gains or losses, if any, presented on the statements of operations.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses.

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

As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(333,699)	$(79,530)	$(370,486)	$(88,297)
Denominator:
Basic and diluted weighted average common shares outstanding	10,859,081	2,588,010	10,859,081	2,588,010

Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.03)	$(0.03)

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

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

The Company has also entered into an agreement on November 4, 2020 with Mayank Gandhi, the Company’s Vice President, Corporate Development, pursuant to which Mr. Gandhi will receive an annual base salary of $225,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Mr. Gandhi 40,000 Founder Shares, which will vest 25% on the first anniversary of the transfer date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case subject to Mr. Gandhi’s continued employment with the Company. The Sponsor also transferred 8,000 Founder Shares to Mr. Gandhi on November 16, 2020 that will vest on the second anniversary of the consummation of the initial Business Combination, subject to Mr. Gandhi’s continued employment through such date. In the event Mr. Gandhi is not offered an ongoing role with the target business following the initial Business Combination, then 100% of Mr. Gandhi’s Class B shares will become fully vested. For the three months ended March 31, 2022, the Company incurred approximately $133,800 for executive payroll related expenses. For the three months ended March 31, 2021, the Company incurred approximately $130,600 for executive payroll related expenses. At March 31, 2022 and December 31, 2021, there were $2,700 and $0 payroll expenses that were unpaid and recorded within accrued expenses, respectively.

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000, respectively, in fees for these services.

Promissory Note — Related Party

On September 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. As of March 31, 2022 and December 31, 2021, the Company did not draw down on the Working Capital Loans.

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement pursuant to which the Sponsor has agreed to purchase an aggregate of up to 2,500,000 shares (the “forward purchase shares”), for a purchase price of $10.00 per share, or an aggregate of $25,000,000, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreement will not depend on whether any shares of Class A common stock are redeemed by the public stockholders. The Sponsor’s obligation to purchase forward purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Sponsor and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s Board of Directors. The Sponsor does not have the ability to override the Board of Directors vote. The forward purchase shares will be identical to the shares of Class A common stock included in the Public Shares being sold in the Initial Public Offering, except that they will be subject to certain registration rights.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 507,041 shares of Class A common stock issued and outstanding, excluding 10,352,040 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 2,588,010 shares of common stock issued and outstanding.

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

NOTE 9 – STOCK-BASED COMPENSATION

On November 16, 2020, the Sponsor transferred 200,000 Founder Shares to the Chief Executive Officer. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $600,000, of which $37,500 was recorded as compensation expense during the three months ended March 31, 2022 and 2021.

On November 16, 2020, the Sponsor transferred 48,000 Founder Shares to the Vice President, Corporate Development. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $144,000, of which $7,500 was recorded as compensation expense during the three months ended March 31, 2022 and 2021.

A summary of the restricted stock award and restricted unit activity for the three months ending March 31, 2022 is as follows:

Number of Shares
Unvested Shares Outstanding at August 27, 2020 (inception)	—
Granted	248,000
Forfeited	—
Vested	(80,000)
Unvested Outstanding at March 31, 2022	168,000

The Company recorded non-cash compensation expense of $45,000 and $45,000 for the three months ended March 31, 2022 and 2021, respectively.

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2022 amounted to $496,500 and is expected to be recognized over a weighted average period of 2.5 years.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$103,544,060	$103,542,974

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

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Jiya Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jiya Holding Company LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $413,229 which consists of general and administrative expenses of $369,315 and stock compensation expense of $45,000, offset by interest income on marketable securities held in the Trust Account of $1,086.

For the three months ended March 31, 2021, we had a net loss of $458,783, which consists of general and administrative expenses of $421,672 and stock compensation expense of $45,000, offset by interest income on marketable securities held in the Trust Account of $7,345 and an unrealized gain on marketable securities held in our Trust Account of $544.

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

For the three months ended March 31, 2022, cash used in operating activities was $467,954. Net loss of $413,229 was affected by stock compensation expense of $45,000, interest earned on marketable securities held in the Trust Account of $1,086, and changes in operating assets and liabilities used $98,639 of cash for operating activities.

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

As of March 31, 2022, we had marketable securities held in the Trust Account of $103,544,060 (including approximately $1,086 of interest income and unrealized losses, net) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $160,052 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until November 23, 2022, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We intend to enter into forward purchase agreements pursuant to which the Sponsor has agreed to purchase an aggregate of up to 2,500,000 shares (the “forward purchase shares”), for a purchase price of $10.00 per share, or an aggregate of $25,000,000, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreements will not depend on whether any Public Shares are redeemed by the public stockholders. The Sponsor’s obligation to purchase forward purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Sponsor and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s Board of Directors. The forward purchase shares will be identical to the shares of Class A common stock included in the Public Shares being sold in the Initial Public Offering, except that they will be subject to certain registration rights.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Common Share

We calculate earnings per share to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review of the Company’s liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

JIYA ACQUISITION CORP.

Date: May 23, 2022	By:	/s/ Rekha Hemrajani
	Name:	Rekha Hemrajani
	Title:	Chief Executive Officer