Form 10-Q
period 2022-09-30
Jiya Acquisition Corp.
filed 2022-11-22
CIK 1824119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 22, 2022, there were 10,859,081 shares of Class A common stock, $0.0001 par value and 2,588,010 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JIYA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

JIYA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$102,452	$628,006
Prepaid expenses	60,292	256,768
Total Current Assets	162,744	884,774

Marketable securities held in Trust Account	104,160,759	103,542,974
TOTAL ASSETS	$104,323,503	$104,427,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$659,891	$342,002
Income taxes payable	74,134	—
Promissory note – related party	250,000	—
Total Current Liabilities	984,025	342,002

Deferred underwriting payable	3,623,214	3,623,214
Total Liabilities	4,607,239	3,965,216

Commitments

Class A common stock subject to possible redemption, 10,352,040 shares at redemption value of $10.02 and $10.00 at September 30, 2022 and December 31, 2021,respectively	103,734,897	103,520,402

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 507,041 shares issued and outstanding at September 30, 2022 and December 31, 2021	51	51
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,588,010 shares issued and outstanding at September 30, 2022 and December 31, 2021	259	259
Additional paid-in capital	336,917	202,500
Accumulated deficit	(4,355,860)	(3,260,680)
Total Stockholders’ Deficit	(4,018,633)	(3,057,870)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,323,503	$104,427,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$536,676	$371,708	$1,289,919	$1,198,568
Stock-based compensation expenses	44,417	45,000	134,417	135,000
Loss from operations	(581,093)	(416,708)	(1,424,336)	(1,333,568)

Other income:
Interest earned on marketable securities held in Trust Account	467,351	3,221	617,785	13,714
Unrealized loss on marketable securities held in Trust Account	—	2,516	—	(1,225)
Total Other income, net	467,351	5,737	617,785	12,489

Loss before provision for income taxes	(113,742)	(410,971)	(806,551)	(1,321,079)
Provision for income taxes	(72,077)	—	(74,134)	—
Net loss	$(185,819)	$(410,971)	$(880,685)	$(1,321,079)

Basic and diluted weighted average shares outstanding, Class A common stock	10,859,081	10,859,081	10,859,081	10,859,081

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.03)	$(0.07)	$(0.10)

Basic and diluted weighted average shares outstanding, Class B common stock	2,588,010	2,588,010	2,588,010	2,588,010

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.03)	$(0.07)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	507,041	$51	2,588,010	$259	$202,500	$(3,260,680)	$(3,057,870)
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(413,229)	(413,229)
Balance – March 31, 2022	507,041	$51	2,588,010	$259	$247,500	$(3,673,909)	$(3,426,099)
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(281,637)	(281,637)
Balance – June 30, 2022	507,041	$51	2,588,010	$259	$292,500	$(3,955,546)	$(3,662,736)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(214,495)	(214,495)
Stock-based compensation expense	—	—	—	—	44,417	—	44,417
Net loss	—	—	—	—	—	(185,819)	(185,819)
Balance – September 30, 2022	507,041	$51	2,588,010	$259	$336,917	$(4,355,860)	$(4,018,633)

FOR THE  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	507,041	$51	2,588,010	$259	$22,500	$(1,337,642)	$(1,314,832)
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(458,783)	(458,783)
Balance – March 31, 2021	507,041	$51	2,588,010	$259	$67,500	$(1,796,425)	$(1,728,615)
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(451,325)	(451,325)
Balance – June 30, 2021	507,041	$51	2,588,010	$259	$112,500	$(2,247,750)	$(2,134,940)
Stock-based compensation expense	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(410,971)	(410,971)
Balance – September 30, 2021	507,041	$51	2,588,010	$259	$157,500	$(2,658,721)	$(2,500,911)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(880,685)	$(1,321,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	134,417	135,000
Interest earned on marketable securities held in Trust Account	(617,785)	(13,714)
Unrealized loss on marketable securities held in Trust Account	—	1,225
Changes in operating assets and liabilities:
Prepaid expenses	196,476	188,650
Accounts payable and accrued expenses	317,889	181,102
Income taxes payable	74,134	—
Net cash used in operating activities	(775,554)	(828,816)

Cash Flows from Financing Activities:
Repayment of funds to sponsor	—	(2,305)
Funds sent to SPAC instead of Sponsor	—	174
Proceeds from promissory note – related party	250,000	—
Repayment of promissory note – related party	—	(348)
Payment of offering costs	—	(50,832)
Net cash provided by (used in) financing activities	250,000	(53,311)

Net Change in Cash	(525,554)	(882,127)
Cash – Beginning of period	628,006	1,889,565
Cash – End of period	$102,452	$1,007,438

Supplemental Disclosure:
Taxes paid for Delaware Franchise Tax	$—	$24,366
Accretion for Class A Common Stock to redemption amount	$214,495	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JIYA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At September 30, 2022, the Company had cash outside the trust of $102,452 and a working capital deficit of $597,147, excluding Delaware franchise taxes of $150,000 and Federal income taxes of $74,134. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

On November 18, 2022, the Company issued a press release announcing it will redeem all of its outstanding Class A common stock, effective as of November 25, 2022, because the Company will not be able to consummate an initial business combination within the time period required by its amended and restated memorandum and articles of association.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The common stock subject to possible redemption of 10,352,040 shares excludes the 507,041 Private Placement Shares that are classified as Class A common stock but are not redeemable.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$103,520,402
Less:
Class A common stock issuance costs	(6,168,023)
Plus:
Accretion of carrying value to redemption value	6,168,023
Class A common stock subject to possible redemption, December 31, 2021	103,520,402
Plus:
Accretion of carrying value to redemption value	214,495
Class A common stock subject to possible redemption, September 30, 2022	$103,734,897

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company accounts for its marketable securities as Trading Securities under ASC 320 “Investments – Debt Securities,” where securities are presented at fair value on the balance sheet and with unrealized gains or losses, if any, presented on the statements of operations.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were (63.37)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (9.19)% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(150,057)	$(35,762)	$(331,876)	$(79,095)	$(711,189)	$(169,496)	$(1,066,826)	$(254,253)
Denominator:
Basic and diluted weighted average common stock outstanding	10,859,081	2,588,010	10,859,081	2,588,010	10,859,081	2,588,010	10,859,081	2,588,010
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.07)	$(0.07)	$(0.10)	$(0.10)

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

On September 23, 2022, Mayank Gandhi, Vice President, Corporate Development of the Company, resigned from the Company, and as such, his Class B shares became subject to forfeiture back to the Sponsor.

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

The Company has also entered into an agreement on November 4, 2020 with Mayank Gandhi, the Company’s Vice President, Corporate Development, pursuant to which Mr. Gandhi will receive an annual base salary of $225,000 and will be eligible to participate in the Company’s benefit programs in effect from time to time. In addition, on November 16, 2020, the Sponsor transferred to Mr. Gandhi 40,000 Founder Shares, which will vest 25% on the first anniversary of the transfer date, with the remaining 75% vesting in equal monthly installments over 36 months, in each case subject to Mr. Gandhi’s continued employment with the Company. The Sponsor also transferred 8,000 Founder Shares to Mr. Gandhi on November 16, 2020 that will vest on the second anniversary of the consummation of the initial Business Combination, subject to Mr. Gandhi’s continued employment through such date. In the event Mr. Gandhi is not offered an ongoing role with the target business following the initial Business Combination, then 100% of Mr. Gandhi’s Class B shares will become fully vested. For the three and nine months ended September 30, 2022, the Company incurred approximately $133,200 and $397,000, respectively for executive payroll related expenses. For the three and nine months ended September 30, 2021, the Company incurred approximately $130,600 and $379,000, respectively for executive payroll related expenses.

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021 the Company incurred $30,000 and $90,000, respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, $60,000 and no balance, respectively, are included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On September 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no outstanding under the Promissory Note.

On June 13, 2022, the Company issued an non-convertible promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $1,500,000. The Promissory Note was non-interest bearing and payable on the earlier (i) November 23, 2022 or (ii) the date on which Borrower consummates a business combination. As of September 30, 2022 and December 31, 2021, there was $250,000 and no amount outstanding under the promissory note, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. As of September 30, 2022 and December 31, 2021, no amounts were outstanding on the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 507,041 shares of Class A common stock issued and outstanding, excluding 10,352,040 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,588,010 shares of common stock issued and outstanding.

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

NOTE 8 – STOCK-BASED COMPENSATION

On November 16, 2020, the Sponsor transferred 200,000 Founder Shares to the Chief Executive Officer. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $600,000. For the three and nine months ended September 30, 2022, the Company recorded $37,500 and $112,500 as compensation expense, respectively. For the three and nine months ended September 30, 2021, $37,500 and $112,500 was recorded as compensation expense, respectively.

On November 16, 2020, the Sponsor transferred 48,000 Founder Shares to the Vice President, Corporate Development. The fair value of the Founder Shares on the grant date was $3.00 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination, b) expected dilution concession as a result of a closed business combination and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $144,000. For the three and nine months ended September 30, 2022, the Company recorded $7,500 and $22,500 as compensation expense, respectively. For the three and nine months ended September 30, 2021, $7,500 and $22,500 was recorded as compensation expense, respectively.

A summary of the restricted stock award and restricted unit activity for the nine months ending September 30, 2022 is as follows:

Number of Shares
Unvested Shares Outstanding at August 27, 2020 (inception)	—
Granted	248,000
Forfeited	(29,667)
Vested	(110,000)
Unvested Outstanding at September 30, 2022	108,333

The Company recorded non-cash compensation expense of $44,417 and $134,417 and $45,000 and $135,000 for the three and nine months ended September 30, 2022 and 2021, respectively.

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2022 amounted to $318,750 and is expected to be recognized over a weighted average period of 2.1 years.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$104,160,759	$103,542,974

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 18, 2022, the Company issued a press release announcing it will redeem all of its outstanding Class A common stock, effective as of November 25, 2022, because the Company will not be able to consummate an initial business combination within the time period required by its amended and restated memorandum and articles of association.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $185,819 which consists of general and administrative expenses of $536,676, tax provision of $72,077 and stock compensation expense of $44,417, offset by interest income on marketable securities held in the Trust Account of $467,351.

For the nine months ended September 30, 2022, we had a net loss of $880,685 which consists of general and administrative expenses of $1,289,919, tax provision of $74,134 and stock compensation expense of $134,417, offset by interest income on marketable securities held in the Trust Account of $617,785.

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

For the nine months ended September 30, 2022, cash used in operating activities was $775,554. Net loss of $880,685 was affected by stock compensation expense of $134,417, interest earned on marketable securities held in the Trust Account of $617,785, and changes in operating assets and liabilities provided $588,499 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $104,160,759 (including $640,357 of interest income) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $102,452 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On June 13, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which the we could borrow up to an aggregate principal amount of $1,500,000. The Promissory Note was non-interest bearing and payable on the earlier (i) November 23, 2022 or (ii) the date on which Borrower consummates a business combination. As of September 30, 2022 and December 31, 2021, there was $250,000 and no amount outstanding under the promissory note, respectively.

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

On November 18, 2022, the Company issued a press release announcing it will redeem all of its outstanding Class A common stock, effective as of November 25, 2022, because the Company will not be able to consummate an initial business combination within the time period required by its amended and restated memorandum and articles of association.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review of the Company’s liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

JIYA ACQUISITION CORP.

Date: November 22, 2022	By:	/s/ Rekha Hemrajani
	Name:	Rekha Hemrajani
	Title:	Chief Executive Officer